Form 10-K
period 2010-10-31
John Deere Owner Trust 2010
filed 2011-01-27
CIK 1489175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

Commission File Number of issuing entity: 333-151821-03

Commission File Number of depositor:  333-151821

JOHN DEERE OWNER TRUST 2010

(Exact name of issuing entity as specified in its charter)

JOHN DEERE RECEIVABLES, INC.

(Exact name of depositor as specified in its charter)

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	27-6619832
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation Suite 600 First Interstate Bank
Building
1 East First Street
Reno, Nevada	89501	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

Item 1B.	Unresolved Staff Comments.

None.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 5.	Market For Registrant’s Common Equity and Related Stockholder Matters.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

No other information.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions.
Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.		Exhibits and Financial Statement Schedules.

	(a)(1)	Not Applicable.

	(a)(2)	Not Applicable.

	(a)(3)	The following documents are included as part of, or incorporated by reference to, this annual report.

Exhibit No.

4.1  Indenture, dated April 22, 2010, between John Deere Owner Trust 2010 and US Bank National Association, a national banking association, solely as trustee and not in its individual capacity (the “Indenture Trustee”), (incorporated by reference from Exhibit 4.1 to the Current Report filed on Form 8-K on April 22, 2010, Commission File No. 333-151821-03).

31.1 Rule 13a-14(a)/15d-14(a) Certification.

33.1 John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria

33.2 Trustee’s Report on Compliance With Servicing Criteria (US Bank National Association)

34.1 Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

34.2 Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1 Servicer Compliance Statement of John Deere Capital Corporation

35.2 Servicer Compliance Statement of Deere Credit Services, Inc.

	(b)	Reports on Forms 8-K and 10-D.

Current reports on Form 8-K dated April 22, 2010; and current reports on Form 10-D dated May 19, 2010, June 18, 2010, July 29, 2010, August 18, 2010, September 24, 2010, October 28, 2010, November 23, 2010, December 20, 2010 and January 20, 2011.

	(c)	Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K.

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

None.

Item 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Deriviative Instruments (Information Regarding Significant Enhancement Provider (Financial Information)).

None.

Item 1115(b) of Regulation AB, Certain Derivative Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB, Legal Proceedings.

There are no material legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against John Deere Capital Corporation (“JDCC”), as sponsor or servicer, John Deere Receivables, Inc. (“JDRI”), as depositor, Deere Credit Services, Inc. (“DCS”), as sub-servicer, John Deere Owner Trust 2010, as the issuing entity, or any other parties described in Item 1117 of Regulation AB, or any of the property of any of the foregoing, which, individually or in the aggregate, would have a material adverse impact on investors in the offered Notes.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

JDRI, the depositor, is a wholly owned subsidiary of JDCC, the sponsor, servicer, administrator and originator.  JDRI, a  Nevada corporation, is organized for the limited purpose of purchasing retail receivables, transferring those receivables to third parties and performing any activities incidental to, and necessary or convenient for, the accomplishment of those purposes.  JDCC, a Delaware corporation, is a wholly owned subsidiary of John Deere Financial Services, Inc., which is in turn a wholly owned subsidiary of Deere & Company.  The principal business of JDCC and its subsidiaries is providing and administering financing for retail purchases of new equipment manufactured by Deere & Company’s agriculture and turf  and construction and forestry divisions and used equipment taken in trade for this equipment.  JDCC has designated DCS, a Delaware corporation and an indirect wholly owned subsidiary of Deere & Company and of JDCC, to serve as sub-servicer at the servicer’s expense.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

(a)	The following documents are filed as part of this report.

Exhibit No.

	33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria

	33.2	Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association)

	34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

	34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

Item 1123 of Regulation AB, Servicer Compliance Statement.

(a)	The following documents are filed as part of this report.

Exhibit No.

	35.1	Servicer Compliance Statement of John Deere Capital Corporation

	35.2	Servicer Compliance Statement of Deere Credit Services, Inc.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE OWNER TRUST 2010

	By:	John Deere Capital Corporation
(Servicer)

	By:	/s/ James A. Israel
James A. Israel
President

Dated: January 27, 2011

EXHIBIT INDEX

Exhibit No.

4.1

Indenture, dated April 22, 2010, between John Deere Owner Trust 2010 and US Bank National Association, a national banking association, solely as trustee and not in its individual capacity (the “Indenture Trustee”), (incorporated by reference from Exhibit 4.1 to the Current Report filed on Form 8-K on April 22, 2010, Commission File No. 333-151821-03).

31.1	Rule 13a-14(a)/15d-14(a) Certification

33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria

33.2	Trustee’s Report on Compliance with Servicing Criteria (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of John Deere Capital Corporation

35.2	Servicer Compliance Statement of Deere Credit Services, Inc.