Form 10-K
period 2011-10-31
John Deere Owner Trust 2010
filed 2012-01-26
CIK 1489175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011

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

☐Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

31.1 Rule 13a-14(d)/15d-14(d) Certification.

33.1 John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria

33.2 Trustee’s Report on Compliance With Servicing Criteria (US Bank National Association)

34.1 Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

34.2 Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1 Servicer Compliance Statement of John Deere Capital Corporation

35.2 Servicer Compliance Statement of Deere Credit Services, Inc.

	(b)	See Item 15(a)(3) above.

	(c)	Not Applicable.

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

Dated: January 26, 2012

EXHIBIT INDEX

Exhibit No.

4.1

Indenture, dated April 22, 2010, between John Deere Owner Trust 2010 and US Bank National Association, a national banking association, solely as trustee and not in its individual capacity (the “Indenture Trustee”), (incorporated by reference from Exhibit 4.1 to the Current Report filed on Form 8-K on April 22, 2010, Commission File No. 333-151821-03).

31.1	Rule 13a-14(d)/15d-14(d) Certification

33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria

33.2	Trustee’s Report on Compliance with Servicing Criteria (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of John Deere Capital Corporation

35.2	Servicer Compliance Statement of Deere Credit Services, Inc.